Form 10-Q
period 1996-03-31
BAREFOOT INC /DE
filed 1996-05-13
CIK 878944

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1996

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to

      Commission file number 0-19602



                                 BAREFOOT INC.
            (Exact name of registrant as specified in its charter)



                  Delaware                              31-1265715
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                Identification No.)

      450 W. Wilson Bridge Road, Suite 160                43085
    (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code (614) 846-1800
                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes X      No


The number of shares of registrant's only class of Common Stock outstanding on April 30, 1996 was 14,603,510

                                     INDEX

                         PART I. FINANCIAL INFORMATION





                                                                          Page
                                                                           No.
Item 1. Financial Statements:

      Consolidated Statements of Income - Three-month periods
      ended March 31, 1996 and 1995 (unaudited) .......................... 3

      Consolidated Balance Sheets -- March 31, 1996 (unaudited)
      March 31, 1995 and December 31, 1995 ............................... 4-5

      Consolidated Statements of Cash Flows -- Three-month periods ended March 31, 1996 and 1995 (unaudited) .......................... 6-7

      Consolidated Statement of Shareholders' Equity - Three-month period ended March 31, 1996 (unaudited) ............................ 8

      Notes to Consolidated Financial Statements ......................... 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 10

                           Part II Other Information

Item 6.     Exhibits and Reports on Form 8-K ............................. 14

- - -----------

Note: Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                 BAREFOOT INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1996              1995
                                                      ----              ----
                                                           (unaudited)
REVENUES:
  Customer service revenues ................     $  9,351,116      $  9,365,496
  Franchise fees and royalty income ........          229,657           219,261
                                                 ------------      ------------
     Total revenues ........................        9,580,773         9,584,757
                                                 ------------      ------------

COSTS AND EXPENSES:
  Costs of services provided ...............        7,030,956         6,287,844
  General and administrative ...............        6,376,488         6,362,123
  Marketing ................................          822,217           800,825
  Amortization of intangibles ..............          530,222           541,770
                                                 ------------      ------------
     Total costs and expenses ..............       14,759,883        13,992,562
                                                 ------------      ------------

LOSS BEFORE INTEREST AND
INCOME TAXES ...............................       (5,179,110)       (4,407,805)

  Interest expense .........................         (245,748)         (261,405)
  Interest income ..........................          111,302           277,068
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES ...................       (5,313,556)       (4,392,142)
  Income tax benefit .......................        2,084,000         1,688,400
                                                 ------------      ------------

NET LOSS ...................................     $ (3,229,556)     $ (2,703,742)
                                                 ------------      ------------

LOSS PER COMMON SHARE ......................     $       (.22)     $       (.16)
                                                 ------------      ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ................................       14,774,000        16,672,000
                                                 ------------      ------------

                                 BAREFOOT INC.
                          CONSOLIDATED BALANCE SHEETS



                                          MARCH 31,     MARCH 31,   DECEMBER 31,
                                            1996          1995          1995
                                        (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents .........    $ 2,373,651    $15,189,330    $10,877,039
Short-term investments ............      1,549,492      9,565,456      1,536,333
Receivables--
  Customers, less allowance
    for doubtful accounts of
    $1,600,500, $1,600,000
    and $1,516,000
    respectively ..................      6,547,275      5,557,840      5,371,272
  Franchises ......................      2,390,557      1,892,122      1,277,715
  Branchises (note 2) .............      1,281,342        893,869        856,680
  Other ...........................        749,127        855,723        864,976
  Refundable income taxes .........           --        1,833,000           --
Supplies ..........................      1,531,441      1,475,455      1,058,119
Prepaid  advertising costs ........      8,035,062      9,055,000           --
Other prepaid expenses ............      1,120,364      1,705,823      1,861,656
Deferred taxes ....................           --             --        1,157,000
                                       -----------    -----------    -----------
  Total current assets ............     25,578,311     48,023,618     24,860,790
                                       -----------    -----------    -----------

PROPERTY AND EQUIPMENT, net of
  accumulated deprecation and
  amortization of $17,580,600,
  $13,724,800 and $16,684,000
  respectively ....................     14,423,988     13,267,574     10,977,754

OTHER ASSETS
Intangible assets, net of
  accumulated amortization
  of $8,573,700, $6,306,300
  and $8,002,000, respectively ....     27,525,325     28,225,825     27,500,732
Deferred tax assets ...............      1,361,000      1,669,500      1,361,000
Other receivables .................      1,813,724      1,577,458      1,221,096
Deposits ..........................        313,944        291,569        306,967
                                       -----------    -----------    -----------
  Total other assets ..............     31,013,993     31,764,352     30,389,795
                                       -----------    -----------    -----------
  Total assets ....................    $71,016,292    $93,055,544    $66,228,339
                                       -----------    -----------    -----------

(Continued on next page)

                                 BAREFOOT INC.
                          CONSOLIDATED BALANCE SHEETS



                                       MARCH 31,      MARCH 31,     DECEMBER 31,
                                         1996           1995           1995
                                      (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion, long-term debt    $    950,000    $  1,026,667    $    950,000
Current portion, capital lease
   obligations .................      3,961,825       3,412,768       3,084,777
Customer prepayments ...........     12,839,668      13,433,821       4,089,776
Accrued taxes payable ..........           --           433,000       5,739,500
Accounts payable ...............      3,981,774       7,366,101       2,674,143
Accrued compensation and
   payroll taxes ...............      2,599,339       2,392,248       1,602,500
Other accrued expenses .........        972,515         594,057         723,024
Deferred taxes .................      2,106,000       2,351,000            --
                                   ------------    ------------    ------------
   Total current liabilities ...     27,411,121      31,009,662      18,863,720
                                   ------------    ------------    ------------

CAPITAL LEASE OBLIGATIONS ......      9,555,106       8,344,922       6,319,410

LONG-TERM DEBT .................      1,900,000       2,850,000       1,900,000
                                   ------------    ------------    ------------

   Total liabilities ...........     38,866,227      42,204,584      27,083,130
                                   ------------    ------------    ------------

SHAREHOLDERS' EQUITY
Preferred Stock - 5,000,000
   shares authorized, $.01
   par value ...................           --              --              --
Common Stock - 40,000,000 shares
   authorized, $.01 par value,
   shares issued-16,777,760
   16,766,660 and 16,776,260
   respectively; shares
   outstanding - 14,595,760,
   16,766,660 and 14,855,260,
   respectively ................        167,778         167,667         167,763
Additional paid-in capital .....     49,903,040      49,853,493      49,892,555
Treasury stock, at cost ........    (25,834,884)           --       (22,801,634)
Excess purchase price ..........     (5,285,649)     (5,285,649)     (5,285,649)
Retained earnings ..............     13,199,780       6,115,449      17,172,174
                                   ------------    ------------    ------------
   Total shareholders' equity ..     32,150,065      50,850,960      39,145,209
   Total liabilities and .......   ------------    ------------    ------------
      shareholders' equity .....   $ 71,016,292    $ 93,055,544    $ 66,228,339
                                   ------------    ------------    ------------

                                 BAREFOOT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      1996               1995
                                                            (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss .....................................     $(3,229,556)     $(2,703,742)
Adjustments to reconcile net loss
   to net cash used in operating
   activities--
    Deferred tax provision ...................       3,263,000          502,000
    Depreciation and amortization ............       1,428,895        1,322,833
    Provision for uncollected customer
       receivables ...........................         138,000          351,268
    Notes receivable collected ...............         210,851          148,888
    Changes in certain assets and
       liabilities--
      (Increase) decrease in assets -
        Investments ..........................         (13,159)         231,112
        Receivables ..........................      (2,838,891)      (5,667,863)
        Supplies .............................        (473,322)        (423,531)
        Prepaid expenses .....................      (7,293,770)      (7,582,139)
        Other assets .........................          (6,977)         (39,265)
    Increase (decrease) in liabilities--
        Customer prepayments .................       8,749,892        8,788,786
        Accounts payable .....................       1,307,631        2,829,462
        Accrued income taxes .................      (5,739,500)      (1,046,006)
        Accrued expenses .....................       1,246,330        1,810,136
                                                   -----------      -----------
         Net cash used in operating
            activities .......................      (3,250,576)      (1,478,061)
                                                    ----------       ----------



(Continued on next page)

                                 BAREFOOT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (consolidated)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1996              1995
                                                       ---               -----
                                                             (unaudited)
CASH FLOW FROM INVESTING ACTIVITIES:

Cash paid for acquired assets,
  net of cash obtained .......................        (556,423)         336,479
Proceeds from investment in direct
   financing leases and notes receivable .....         105,836           70,904
Capital expenditures .........................        (256,815)        (258,367)
                                                  ------------     ------------
    Net cash provided by (used in)
       investing activities ..................        (707,402)         149,016
                                                  ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:

Dividends paid ...............................        (742,838)        (500,105)
Treasury stock purchased .....................      (3,033,250)            --
Stock option exercises .......................          10,500            5,353
Term loan debt payments ......................            --               --
Capital lease principal payments .............        (779,822)        (943,898)
                                                  ------------     ------------

    Net cash used in financing activities ....      (4,545,410)      (1,438,650)
                                                    ----------       ----------

        Net decrease in cash .................      (8,503,388)      (2,767,695)
                                                    ----------       ----------

CASH AND CASH EQUIVALENTS, beginning
   of period .................................      10,877,039       17,957,025
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, end of period .....    $  2,373,651     $ 15,189,330
                                                  ------------     ------------

Supplemental disclosure of cash flows
information:

  Interest paid during the period ............    $    245,748     $    261,405

  Taxes paid during the period ...............    $    390,000     $    547,000

                                 BAREFOOT INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (unaudited)


                       DECEMBER 31,    OPTIONS      SHARES      DIVIDENDS         NET        MARCH 31,
                          1995        EXERCISED   REPURCHASED     PAID           LOSS          1996

COMMON SHARES
OUTSTANDING .......     16,776,260      1,500          --           --             --        16,777,760
                      ------------    -------   -----------    ---------    -----------    ------------
TREASURY SHARES ...      1,921,000       --         261,000         --             --         2,182,000
                      ------------    -------   -----------    ---------    -----------    ------------
PREFERRED STOCK ...   $       --      $  --     $      --      $    --      $      --

COMMON STOCK ......        167,763         15          --           --             --      $    167,778

ADDITIONAL PAID-IN
CAPITAL ...........     49,892,555     10,485          --           --             --        49,903,040

TREASURY STOCK ....    (22,801,634)      --      (3,033,250)        --             --       (25,834,884)

EXCESS PURCHASE
PRICE .............     (5,285,649)      --            --           --             --        (5,285,649)

RETAINED EARNINGS .     17,172,174       --            --       (742,838)    (3,229,556)     13,199,780
                      ------------    -------   -----------    ---------    -----------    ------------
TOTAL SHAREHOLDERS'
EQUITY ............   $ 39,145,209    $10,500   $(3,033,250)   $(742,838)   $(3,229,556)   $ 32,150,065
                      ------------    -------   -----------    ---------    -----------    ------------


                                 BAREFOOT INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- Unaudited Interim Consolidated Financial Statements

     The accompanying interim consolidated financial statements as of March 31, 1996 and March 31, 1995 and for the three-month periods then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Barefoot Inc. and subsidiaries ("Barefoot" or the "Company"). These financial statements should be read in conjunction with the audited financial statements contained in Barefoot's Transition Report on Form 10-K for the nine month period ended December 31, 1995.

Note 2 - Prepaid Advertising Costs

      Barefoot's accounting policy for marketing expenses for interim reporting purposes is to defer the expenses when incurred and expense these costs over the treating season. The Company's business is highly seasonal and much of the marketing expenses are incurred in the first quarter when revenues are lowest. The revenues generated by the customers signed up from the marketing campaigns occur over the entire season, generally March through November. Accordingly the related marketing costs are expensed over that same period. For annual financial reporting purposes the Company has adopted SOP 93-7 "Reporting on Advertising Costs" and expenses all marketing costs which are not direct response advertising costs in the year incurred.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Barefoot provides lawn care service through periodic applications of fertilizer and as-needed applications of weed and insect controls. Barefoot also offers its lawn care customers additional service options including tree and shrub care, lawn aeration, liming and seeding. Barefoot also generates franchise fee and royalty income from its franchise system.

     To assist in understanding Barefoot's operating results, the following table indicates the percentage relationships of various items of income and expense included in the Consolidated Statements of Income for the three-month periods ended March 31, 1996 and 1995, respectively.

                                                                      Percentage Increase
                                                                           (Decrease)
                                                      Percentage of       Three Months
                                                    Total Revenues (1)        Ended
                                                     Three Months           March 31,
                                                         Ended                1996
                                                        March 31,              vs
                                                    1996         1995         1995
                                                    ----         ----         ----

Customer service revenues ................          97.6         97.7         (.2)
Franchise fee & royalty income ...........           2.4          2.3         4.7
                                                     ---          ---

   Total revenues ........................         100.0        100.0         --
                                                   -----        -----

Costs of services provided ...............          75.2         67.1        11.8
General and administrative ...............          66.6         66.4          .2
Marketing ................................           8.8          8.6         2.7
Amortization of intangibles ..............           5.5          5.7        (2.1)
   Total costs and expenses ..............         154.1        146.0         5.5
                                                   -----        -----

   Loss before interest and
      income taxes .......................         (54.1)       (46.0)      (17.5)
                                                   -----        -----

Interest expense .........................          (2.6)        (2.7)       (6.0)
Interest income ..........................           1.2          2.9       (59.8)
                                                     ---          ---

   Loss before income taxes ..............         (55.5)       (45.8)      (21.0)
Income taxes .............................          21.8         17.6        23.4
                                                   -----        -----        ----
   Net loss ..............................         (33.7)       (28.2)      (19.4)
                                                   -----        -----        ----


(1) Costs of services provided and marketing expenses are expressed as percentages of customer service revenues.


THREE MONTHS ENDED MARCH 31, 1996  COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995

REVENUES

   Customer service revenues declined .2% to $9,351,000 for the three months ended March 31, 1996 from $9,365,000 for the three months ended March 31, 1995. Cold and snow in many of Barefoot's larger markets in March 1996 caused the decline in customer service revenues. Revenues from the interior plant business which was acquired March 31, 1995 were nearly $560,000 in the March 1996 quarter. Thus, customer service revenues from lawn care operations declined over 6.1% between the periods. In the comparable period in March 1995 the weather was dry and mild which provided for an earlier start to lawn and tree shrub treatments.

   Franchise fees and royalty income increased 2.3% to $230,000 in 1996's first quarter from $219,000 in 1995's first quarter. The increase reflects the opening of seven new franchise locations in 1996.

EXPENSES

   Costs of services provided increased 11.8% to $7,031,000 in the three months ended March 31, 1996 from $6,288,000 in the three months ended March 31, 1995. Costs of services increased as a percentage of customer service revenues between years to 75.2% in the first quarter 1996 compared to 67.1% in the first quarter of 1995. The increase in costs of services was primarily from the weather causing lower productivity on treatments and sales activities and the addition of four branchise locations and the interior plant business at the end of the first quarter of 1995. As a result, first quarter 1996 operating expenses were higher from the acquisitions.

     General and administrative expenses increased .2% and were almost flat as a percent of total revenues at 66.6% in the 1996 period and 66.4% in the 1995 period. Reductions in employment related taxes and fringes in the 1996 period were primarily responsible for offsetting increases from the greater number of locations open in 1996 following the acquisitions on March 31, 1995.

     Marketing expenses were $822,000 for the three months ended March 31, 1996 and $801,000 for the three months ended March 31, 1995. For interim reporting purposes the Company defers the costs of its marketing campaigns and expenses them over the treating season. The amounts expensed in the three month periods ended March 31, 1996 and 1995 were in proportion to the revenues recognized in the periods to total expected revenues for the seasons.

     Interest expense declined 6.0% to $246,000 in the three months ended March 31, 1996 from $261,000 in the three months ended March 31, 1995 due to lower balances on the Lawnmark acquisition note. Interest income declined nearly 60.0% to $111,000 in the first three months of 1996 from $277,000 for the same period in 1995 due to lower cash balances available for investment in 1996 following the repurchase of nearly 2,200,000 shares of Barefoot Inc. common stock in 1995 and thus far in 1996.

     Income taxes were credited at a 39% effective tax rate in both periods presented. Barefoot has retained a March 31 tax year after switching to the calendar year for financial reporting purposes in 1995. The losses in the quarters ended March 31, 1996 and 1995 reduce taxes owed for the tax returns filed for the tax years ended March 31, 1996 and 1995.

     Primarily as a result of the lower lawn care revenues and lower productivity due to the weather, the net loss increased to $3,230,000 in 1996's first quarter from $2,704,000 in the first quarter of 1995, a 19.4% increase.

     The loss per share increased nearly 38% to $.22 per share for the three months ended March 31, 1996 from a net loss of $.16 per share for the three months ended March 31, 1995. The per share earnings were computed on 14,774,000 weighted average shares outstanding in the 1996 quarter and 16,672,000 in 1995. The lower number of shares outstanding in 1996 reflects the repurchase of 2,182,000 shares in 1995 and 1996. Common stock equivalents are not included in the weighted average shares calculation for either quarter because their effect is anti-dilutive in periods where a loss occurs.

QUARTERLY RESULTS

     The following table sets forth certain unaudited operating results of each of the nine consecutive quarters in the period ended March 31, 1996. This information is unaudited but, in the opinion of management includes all adjustments (consisting only of informal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

                                         First     Second     Third      Fourth
                                        quarter    quarter   quarter     quarter
                                        (In thousands, except per share amounts)
Year Ended December 31, 1994
  Total revenues ....................   $ 6,412    $32,676   $33,961   $ 18,735
  Costs of services provided ........     4,847     11,279    10,629      7,849
  Net income (loss) .................    (2,611)     6,909     8,010      1,658
  Earnings (loss) per share .........   $  (.16)   $   .41   $   .48   $    .10

Year Ended December 31, 1995
  Total revenues ....................   $ 9,585    $35,963   $35,953   $ 21,515
  Costs of services provided ........     6,288     12,140    11,596     10,141
  Net income (loss) .................    (2,704)     7,580     7,603     (2,302)
  Earnings (loss) per share$ ........      (.16)   $   .49   $   .50   $   (.15)

Year Ended December 31, 1996
  Total revenues ....................   $ 9,581
  Costs of services provided ........     7,031
  Net income (loss) .................    (3,230)
  Earnings (loss) per share .......   $   (.22)

Note: Quarterly per share results may not total to the annual earnings per share due to changes in shares outstanding and the exclusion of common stock equivalents in the quarterly periods when losses occur. All dollar amounts except per share amounts are in thousands.

   The Company's results of operations fluctuate on a quarterly basis, with the total revenues and net income significantly higher in the Company's second and third quarters (ending June 30 and September 30, respectively).

   The Company believes that inflation has not had a material effect on the results of its operations.

Liquidity and Capital Resources

General

Barefoot's lawn care business generates significant cash flow during the treating season generally March through November. Cash built up during this period is used to fund operations during the seasonally slow quarter ending March 31 which is also when Barefoot incurs advertising costs for the Spring marketing campaign. Barefoot also collects advance payments (prepayments) from approximately 15% of its customers in December through April. The prepayment receipts are important in financing operations during the winter months and Spring advertising.

The seasonality of Barefoot's business causes wide variance in the accounts which comprise working capital. In early Spring prepaid expenses and customer prepayments are at their peaks. Over the treating season these balances decline while receivables from customers build. By the end of the calendar year these balances reach their seasonal lows.

Investment in supplies (fertilizers, pesticides, plants, etc.) is not material to Barefoot's business. Short lead times for delivery of products allow the Company to minimize its investment in supplies to just what is needed for the next week or two. This allows the Company to minimize its investment in warehouse space.

Cash Flows From Operations

Due to the seasonality of Barefoot's lawn care business the results of operations for the first quarter were a loss as has been the Company's experience in the past. For the three months ended March 31, 1996 Barefoot used nearly $3,250,000 of cash from operations. Cash used by operations in the three months ended March 31, 1995 was $1,478,000. The normal seasonal factors discussed above had the most significant impacts on cash used in operations. Additional factors affecting operating cash flow comparisons between the periods were -

- - -    a lower  increase in accounts  payable  because the 1995 period  included over $2,750,000 for amounts paid in April, 1995 for businesses acquired on March 31, 1995 and

- - -    the utilization of the tax net operating loss carryforwards in the period ended March 31, 1995 affecting the change in income taxes payable and the deferred tax provisions between the periods.

Debt, Acquisitions and Capital Expenditures

Currently Barefoot has $2,850,000 of term debt remaining from the acquisition of Lawnmark on April 1, 1994. The Lawnmark note bears interest at the prime rate plus 1% subject to a maximum rate of 9%. Principal payments on the note began June 1, 1995 and are due only during the months of June through November. Interest is paid monthly.

Capital leases, primarily for lawn service vehicles, are the only other significant long-term commitment. Near the end of March 1996 approximately $4,800,000 was added to capital leases for the vehicles at Company locations, franchises and branchises.

Capital lease payments were $780,000 in the three months ended March 31, 1996 compared to $944,000 in the three months ended March 31, 1995 due to a later in-service date for 1996 additions to the vehicle fleet as compared to the prior year.

Capital  expenditures,   other  than  vehicle  leases,  are  not  material  to
Barefoot's business.

Barefoot acquired a lawn care business in January, 1996 for a cash payment of $561,000. In April, 1996 Barefoot acquired the assets of its Richmond, VA franchise for total consideration (cash and assumed current liabilities) of approximately $850,000.

In September, 1995 Barefoot increased its $6,000,000 Revolving Credit Facility to $20,000,000 ("the Facility"). Up to $2,500,000 of the Facility may be used for letters of credit. Borrowings under the facility bear interest at the prime rate (8.25% as of April 30, 1996) or at LIBOR (5.4375% as of April 30, 1996) plus 125 basis points. The line of credit is for a three-year period. At the end of the three year term, borrowings made for nonseasonal purchases may be converted to a five-year term loan.

The Facility requires approval of acquisitions of businesses for amounts in excess of $15,000,000 of cash and debt or $25,000,000 of Barefoot Common Stock and subordinated debt. The Facility's covenants also limit annual capital expenditures to $7,500,000 and require maintenance of consolidated net worth of at least $25,000,000. Barefoot believes compliance with the restrictions contained in the Facility will not hinder its operations or its ability to acquire lawn care businesses to pay dividends or to repurchase shares of its stock. Barefoot's positive cash flows since the October, 1991 initial public offering has reduced its reliance on short-term borrowings. No amounts, other than letters of credit for insurance contracts, were borrowed on the revolving line of credit in the current or prior year periods.

Dividends and Share Repurchases

On March 15, 1996 the Company paid a $.05 per share dividend. On April 23, 1996 the Company declared a $.05 per share dividend payable on June 14, 1996 to shareholders of record on May 31, 1996.

Between April and December 1995 the Company repurchased 1,921,000 shares of its Common Stock for a total cost of $22,801,634. In March, 1996 an additional 261,000 shares were repurchased at a cost of $3,033,250.

The Company is authorized to repurchase up to 818,000 additional shares of its outstanding Common Stock. The Company will continue to evaluate its cash position, borrowing capacity, acquisition opportunities and market valuation in determining if it will acquire any or all of the shares authorized.



PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

     None

(b)  Exhibits

     11 Computation of Earnings per Common and Common Equivalent Share

     27 Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 BAREFOOT INC.




                                                  /s/ Michael R. Goodrich
                                             _________________________________
                                                 Chief Financial Officer and
                                                 Authorized Signing Officer


May 10, 1996

                                 EXHIBIT INDEX


Exhibit Number          Description                                     Page #
_______________________________________________________________________________


     11          Computation of Earnings per Common and                   17
                 Common Equivalent Share

     27          Financial Data Schedule                                  18