Form 10-Q
period 1996-06-30
BAREFOOT INC /DE
filed 1996-08-05
CIK 878944

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1996

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
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

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

                                Yes _X_    No ___

     The number of shares of registrant's only class of Common Stock outstanding on July 31, 1996 was 14,508,760

                                     INDEX

                         PART I. FINANCIAL INFORMATION



                                                                          Page
                                                                           No.

Item 1. Financial Statements:

         Consolidated Statements of Income - Three-month periods
         ended June 30, 1996 and 1995 (unaudited) ........................ 3

         Consolidated Income Statements -- Six month periods
         ended June 30, 1996 and 1995 (unaudited) ........................ 4

         Consolidated Balance Sheets -- June 30, 1996 and 1995
         (unaudited) and December 31, 1995 ............................... 5

         Consolidated Statements of Cash Flows -- Six month periods ended June 30, 1996 and 1995 (unaudited) ........................ 7

         Consolidated Statement of Changes in Shareholders' Equity-
         Six-month period ended June 30, 1996 (unaudited) ................ 9

         Notes to Consolidated Financial Statements (unaudited) ..........10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................11


                           Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders .............18

Item 6.  Exhibits and Reports on Form 8-K ................................18

- -----------

     Note: Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                 BAREFOOT INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                      1996             1995
                                                      ----             ----
                                                           (unaudited)

REVENUES:
   Customer service revenues ...............     $ 35,611,725      $ 35,424,071
   Franchise fees and royalty income .......          583,312           538,451
                                                 ------------      ------------
       Total revenues ......................       36,195,037        35,962,522
                                                 ------------      ------------

COSTS AND EXPENSES:
   Costs of services provided ..............       12,593,188        12,139,893
   General and administrative ..............        7,170,651         6,879,084
   Marketing ...............................        4,177,238         3,803,676
   Amortization of intangibles .............          541,477           560,144
                                                 ------------      ------------
       Total costs and expenses ............       24,482,554        23,382,797
                                                 ------------      ------------

INCOME BEFORE INTEREST AND
INCOME TAXES ...............................       11,712,483        12,579,725

   Interest expense ........................         (310,865)         (292,429)
   Interest income .........................           80,974           162,069
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES .................       11,482,592        12,449,365

   Income tax expense ......................        4,185,000         4,869,000
                                                 ------------      ------------

NET INCOME .................................       $7,297,592      $  7,580,365
                                                 ------------      ------------

EARNINGS PER COMMON SHARE ..................     $        .50      $        .49
                                                 ------------      ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ................................       14,600,000        15,602,000
                                                 ------------      ------------

                                 BAREFOOT INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                      1996             1995
                                                      ----             ----
                                                           (unaudited)

REVENUES:
   Customer service revenues ...............     $ 44,962,841      $ 44,789,567
   Franchise fees and royalty income .......          812,969           757,712
                                                 ------------      ------------
       Total revenues ......................       45,775,810        45,547,279
                                                 ------------      ------------

COSTS AND EXPENSES:
   Costs of services provided ..............       19,624,144        18,427,737
   General and administrative ..............       13,547,139        13,241,207
   Marketing ...............................        4,999,455         4,604,501
   Amortization of intangibles .............        1,071,699         1,101,914
                                                 ------------      ------------
       Total costs and expenses ............       39,242,437        37,375,359
                                                 ------------      ------------

INCOME BEFORE INTEREST AND
INCOME TAXES ...............................        6,533,373         8,171,920

   Interest expense ........................         (556,613)         (553,834)
   Interest income .........................          192,276           439,137
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES .................        6,169,036         8,057,223

   Income tax expense ......................        2,101,000         3,180,600
                                                 ------------      ------------

NET INCOME .................................       $4,068,036      $  4,876,623
                                                 ------------      ------------

EARNINGS PER COMMON SHARE ..................       $      .28      $        .30
                                                 ------------      ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING ................................       14,704,000        16,195,000
                                                 ------------      ------------

                                 BAREFOOT INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,           DECEMBER 31,
                                                 1996           1995          1995
                                                 ----           ----          ----
                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents .................   $ 4,723,949   $ 8,259,674   $10,877,039
Short-term investments ....................     1,563,022     1,470,000     1,536,333
Receivables--
   Customers, less allowance for
   doubtful accounts of $1,995,000,
   $1,908,000 and $1,516,000 respectively .    12,496,751    10,578,300     5,371,272
   Franchises .............................     2,084,552     1,828,071     1,277,715
   Branchises .............................     1,244,211       866,871       856,680
   Other 981,426 ..........................     1,204,308       864,976
   Refundable income taxes ................          --         333,000          --
Supplies 1,907,400 ........................     1,356,575     1,058,119
Prepaid advertising costs .................     7,484,831     8,925,524          --
Prepaid expenses ..........................     1,424,217     1,590,924     1,861,656
Deferred taxes ............................          --       1,196,000     1,157,000
                                              -----------   -----------   -----------
   Total current assets ...................    33,910,359    37,609,247    24,860,790
                                              -----------   -----------   -----------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and
   amortization of $18,692,000, $14,691,500
   and $16,684,000 respectively ...........    13,507,459    12,319,244    10,977,754

OTHER ASSETS
Intangible assets, net of accumulated
   amortization of $8,740,800, $6,866,700,
   and $8,002,000, respectively ...........    27,140,669    27,664,098    27,500,732
Deferred tax assets .......................     2,550,000          --       1,361,000
Other receivables .........................     1,596,336     1,448,584     1,221,096
Deposits ..................................       316,277       299,109       306,967
                                              -----------   -----------   -----------
   Total other assets .....................    31,603,282    29,411,791    30,389,795
                                              -----------   -----------   -----------
   Total assets ...........................   $79,021,100   $79,340,282   $66,228,339
                                              -----------   -----------   -----------


(Continued on next page)


                                 BAREFOOT INC.
                          CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,               DECEMBER 31,
                                                      1996             1995            1995
                                                      ----             ----            ----
                                                           (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion, long-term debt ..............   $    989,166    $  1,001,770    $    950,000
Current portion, capital lease
    obligations ..............................      3,114,306       3,147,080       3,084,777
Customer prepayments .........................     10,967,136      10,232,287       4,089,776
Accrued taxes payable ........................      4,192,090       4,915,600       5,739,500
Accounts payable .............................      6,022,891       5,321,894       2,674,143
Accrued compensation and payroll taxes .......      1,285,908       1,402,980       1,602,500
Other accrued expenses .......................      1,651,915         976,254         723,024
Deferred taxes ...............................           --              --              --
                                                  -----------    ------------    ------------
    Total current liabilities ................     28,223,412      26,997,865      18,863,720
                                                  -----------    ------------    ------------

DEFERRED TAXES ...............................      2,106,000       1,877,500            --

CAPITAL LEASE OBLIGATIONS ....................      9,209,912       7,755,927       6,319,410

LONG-TERM DEBT ...............................      1,742,467       2,691,673       1,900,000
                                                  -----------    ------------    ------------

    Total liabilities ........................     41,281,791      39,322,965      27,083,130
                                                  -----------    ------------    ------------

SHAREHOLDERS' EQUITY
Preferred Stock - 5,000,000 shares
    authorized, $.01 par value ...............           --              --              --
Common Stock - 40,000,000 shares
    authorized, $.01 par value,
    shares issued-16,785,760
    16,771,760 and 16,776,260 respectively;
    shares outstanding - 14,508,760
    15,271,660 and 14,855,260, respectively ..        167,855         167,717         167,763
Additional paid-in capital ...................     49,957,916      49,876,100      49,892,555
Treasury stock, at cost ......................    (26,868,009)    (17,825,875)    (22,801,634)
Excess purchase price ........................     (5,285,649)     (5,285,649)     (5,285,649)
Retained earnings ............................     19,767,196      13,085,024      17,172,174
                                                 ------------    ------------    ------------
    Total shareholders' equity ...............     37,739,309      40,017,317      39,145,209
                                                 ------------    ------------    ------------
    Total liabilities and shareholders' equity   $ 79,021,100    $ 79,340,282    $ 66,228,339
                                                 ------------    ------------    ------------


                                 BAREFOOT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                1996             1995
                                                                ----             ----
                                                                     (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income ..............................................   $ 4,068,036    $  4,876,623
Adjustments to reconcile net loss
    to net cash used in operating
    activities--
      Deferred tax provision ............................     3,006,500         502,000
      Depreciation and amortization .....................     3,080,463       2,851,196
      Provision for uncollected customer receivables ....       536,693         784,013
      Notes receivable collected ........................       214,867         188,859
      Changes in certain assets and liabilities--
         (Increase) decrease in assets -
           Investments ..................................       (26,689)      8,326,568
           Receivables ..................................    (9,416,464)     (9,829,931)
           Supplies .....................................      (822,290)       (304,651)
           Prepaid expenses .............................    (7,047,392)     (7,337,764)
           Other assets .................................        (9,315)        (42,382)
      Increase (decrease) in liabilities--
           Customer prepayments .........................     6,783,118       5,587,252
           Accounts payable .............................     3,170,660       3,535,691
           Accrued income taxes .........................    (1,547,410)      3,436,594
           Accrued expenses .............................       612,299       1,207,495
                                                            -----------    ------------
                Net cash provided by operating activities     2,603,076      13,772,701
                                                            -----------    ------------

(Continued on next page)

                                 BAREFOOT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (consolidated)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               1996            1995
                                                               ----           -----
                                                                   (unaudited)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for acquired assets,
  net of cash obtained ................................     (1,207,423)     (2,413,957)
Proceeds from investment in direct financing leases and
  notes receivable ....................................        231,776         177,415
Capital expenditures ..................................       (326,208)       (342,946)
                                                          ------------    ------------
           Net cash  used in investing activities .....     (1,301,855)     (2,579,488)
                                                          ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:

Dividends paid ........................................     (1,473,014)     (1,110,895)
Treasury stock purchased ..............................     (4,066,375)    (17,825,875)
Stock option exercises ................................         65,453          28,011
Term loan debt payments ...............................       (157,935)       (183,224)
Capital lease principal payments ......................     (1,822,440)     (1,798,581)
                                                          ------------    ------------

           Net cash used in financing activities ......     (7,454,311)    (20,890,564)
                                                          ------------    ------------

           Net  decrease in cash ......................     (6,153,090)     (9,697,351)
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, beginning of
period ................................................     10,877,039      17,957,025
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ..............   $  4,723,949    $  8,259,674
                                                          ------------    ------------

Supplemental disclosure of cash flows
information:

  Interest paid during the period .....................   $    556,000    $    554,000

  Taxes paid during the period ........................   $    249,000    $    933,400


                                 BAREFOOT INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)

                                    DECEMBER 31,       OPTIONS         SHARES           DIVIDENDS           NET          MARCH 31,
                                       1995           EXERCISED      REPURCHASED          PAID            INCOME           1996
COMMON SHARES
ISSUED ......................        16,776,260         9,500             --                --               --          16,785,760
                                     ----------         -----      -----------       -----------       ----------        ----------

TREASURY SHARES .............         1,921,000          --            356,000              --               --           2,277,000
                                     ----------       -------      -----------       -----------       ----------         ---------

PREFERRED STOCK .............      $       --         $  --        $      --         $      --         $     --

COMMON STOCK ................           167,763            92             --                --               --        $    167,855

ADDITIONAL PAID-IN
CAPITAL .....................        49,892,555        65,361             --                --               --          49,957,916

TREASURY STOCK ..............       (22,801,634)         --         (4,066,375)             --               --         (26,868,009)

EXCESS PURCHASE
PRICE .......................        (5,285,649)         --               --                --               --          (5,285,649)

RETAINED EARNINGS ...........        17,172,174          --               --          (1,473,014)       4,068,036        19,767,196
                                     ----------       -------      -----------        ----------        ---------        ----------

TOTAL SHAREHOLDERS'
EQUITY ......................      $ 39,145,209       $65,453      $(4,066,375)      $(1,473,014)      $4,068,036      $ 37,739,309
                                   ------------       -------      -----------       -----------       ----------      ------------


                                 BAREFOOT INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1- Unaudited Interim Consolidated Financial Statements

     The accompanying interim consolidated financial statements as of June 30, 1996 and June 30, 1995 and for the three-month and six-month periods then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Barefoot Inc. and subsidiaries ("Barefoot" or the "Company"). These financial statements should be read in conjunction with the audited financial statements contained in Barefoot's Transition Report on Form 10-K for the nine month period ended December 31, 1995.

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

     To assist in understanding Barefoot's operating results, the following tables indicates the percentage relationships of various items of income and expense included in the Consolidated Statements of Income for the three-month period and six-month periods ended June 30, 1996 and 1995, respectively.

                                                                               Percentage Increase
                                                                                    (Decrease)
                                                                                   Three Months
                                                            Three Months              Ended
                                                           Ended June 30,            June 30,
                                                              ($000's)                1996
                                                  1996                1995             vs
                                             $          %(1)      $         %(1)      1995
                                            ---        ------    ---       ------  -----------

Customer service revenues ............   $ 35,612       98.4  $ 35,424       98.5      .7

Franchise fee & royalty income .......        583        1.6       539        1.5     6.8
                                         --------    -------  --------    -------  ------
     Total revenues ..................     36,195      100.0    35,963      100.0      .5
                                         --------    -------  --------    -------  ------
Costs of services provided12,593 .....                  35.4    12,140       34.3     3.7
General and administrative7,171 ......                  19.8     6,879       19.1     4.2
Marketing ............................      4,177       11.7     3,804       10.7     9.8
Amortization of intangibles ..........        541        1.5       560        1.6    (3.3)
                                         --------    -------  --------    -------  ------
     Total costs and expenses ........     24,482       67.6    23,383       65.0     4.7
                                         --------    -------  --------    -------  ------
     Income before interest and income
       taxes .........................     11,713       32.4    12,580       35.0    (6.9)
                                         --------    -------  --------    -------  ------
Interest expense .....................       (311)       (.9)     (292)       (.8)    6.3
Interest income ......................         81         .2       161         .5   (50.0)
                                         --------    -------  --------    -------  ------
     Income before income taxes ......     11,483       31.7    12,449       34.7    (7.8)
Income taxes .........................      4,185       11.5     4,869       13.6    14.0
                                         --------    -------  --------    -------  ------
     Net income ......................   $  7,298       20.2  $  7,580       21.1    (3.7)
                                         --------    -------  --------    -------  ------

                                                                               Percentage Increase
                                                                                    (Decrease)
                                                                                    Six Months
                                                             Six Months               Ended
                                                            Ended June 30,           June 30,
                                                              ($000's)                1996
                                                  1996                1995             vs
                                             $          %(1)      $         %(1)      1995
                                            ---        ------    ---       ------  ------------

Customer service revenues ............   $ 44,693       98.2  $ 44,790       98.3      .4

Franchise fee & royalty income .......        813        1.8       758        1.      7.3
                                              ---        ---       ---        --
     Total revenues ..................     45,776      100.0    45,548      100.0      .5
                                           ------      -----    ------      -----
Costs of services provided ...........     19,624       43.7    18,428       41.1     6.5
General and administrative ...........     13,547       29.6    13,241       29.1     2.3
Marketing ............................      4,999       11.1     4,605       10.3     8.6
Amortization of intangibles ..........      1,072        2.4     1,102        2.4    (2.7)
                                            -----        ---     -----        ---
     Total costs and expenses ........     39,242       85.7    37,376       82.1     5.0
                                           ------       ----    ------       ----

     Income before interest and income
       taxes .........................      6,534       14.3     8,172       17.9   (20.1)
                                            -----       ----     -----       ----
Interest expense .....................       (557)      (1.2)     (554)      (1.2)     .5
Interest income ......................        192         .4       439        1.0   (56.2)
                                              ---         --       ---        ---
     Income before income taxes ......      6,169       13.5     8,057       17.7   (23.4)
Income taxes .........................      2,101        4.6     3,180        7.0   (33.9)
                                            -----        ---     -----        ---   -----
     Net income ......................   $  4,068        8.9  $  4,877       10.7   (16.6)
                                         --------        ---  --------       ----   -----


(1) Costs of services provided and marketing expenses are expressed as percentages of customer service revenues.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

REVENUES

     Customer service revenues increased .7% to $35,612,000 for the three months ended June 30, 1996 from $35,424,000 for the three months ended June 30, 1995. Cool wet weather during April and May reduced treatment revenues for the quarter. Lawn care, tree shrub, extra services and interior plant revenues were all essentially flat with the prior year quarter.

     Franchise fees and royalty income increased 6.8% to $583,000 in 1996's second quarter from $538,000 in 1995's second quarter. The increase reflects the added royalties from seven new franchise locations opened in 1996.

EXPENSES

     Costs of services provided increased 3.7% to $12,593,000 in the three months ended June 30, 1996 from $12,140,000 in the three months ended June 30, 1995. Costs of services increased as a percentage of customer service revenues between years to 35.4% in the second quarter of 1996 compared to 34.3% in the second quarter of 1995. The increase in costs of services was at an acceptable level given the weather difficulties encountered during the first two months of the quarter.

     General and administrative expenses increased 4.2% and were up slightly as a percent of total revenues at 19.8% in the 1996 period and 19.1% in the 1995 period. The modest increase in general and administrative expenses reflects moderation of employment related expenses due to better employee retention in most Barefoot markets.

       Marketing expenses were $4,177,000 for the three months ended June 30, 1996 and $3,804,000 for the three months ended June 30, 1995. For interim reporting purposes the Company defers the costs of its Spring marketing campaign and expenses them over the treating season. The amounts expensed in the three month periods ended June 30, 1996 and 1995 were in proportion to the revenues recognized in the periods compared to total expected revenues for the seasons.

       Interest expense increased 6.3% to $311,000 in the three months ended June 30, 1996 from $292,000 in the three months ended June 30, 1995 due to higher capital lease balances for additions to the vehicle fleet offset by the lower balance on the Lawnmark acquisition note. Interest income declined 56.0% to $81,000 in the second three months of 1996 from $162,000 for the same period in 1995 due to lower cash balances available for investment in 1996 following the repurchase of nearly 2,277,000 shares of Barefoot Inc. common stock in 1995 and thus far in 1996.

       Income taxes were provided at an effective 36.5% rate in the second quarter of 1996 versus 39% in prior years. The lower tax rate will be in effect for 1996 due to changes to the values of tax benefits recorded in prior years.

       Primarily as a result of the flat customer service revenues and higher expenses offset by a lower tax provision, net income declined to $7,298,000 in 1996's second quarter from $7,580,000 in the second quarter of 1995, a 3.7% decrease.

       Earnings per share increased to $.50 per share for the three months ended June 30, 1996 from $.49 per share for the three months ended June 30, 1995. The per share earnings were computed on 14,600,000 weighted average shares outstanding in the 1996 quarter and 15,602,000 in 1995. The lower number of shares outstanding in 1996 reflects the repurchase of 2,277,000 shares in 1995 and 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

REVENUES

       Customer service revenues increased .4% to $44,963,000 for the six months ended June 30, 1996 from $44,790,000 for the six months ended June 30, 1995. Cold and snow in many of Barefoot's larger markets in March 1996 followed by cool wet weather in April and May hampered treating efforts during the first half of the year. Revenues from the interior plant business which was acquired March 31, 1995 were nearly $560,000 in 1996's first quarter. Thus, customer service revenues from lawn care and tree/shrub operations actually declined slightly between the periods due to the weather.

       Franchise fees and royalty income increased 7.3% to $813,000 in 1996's first half from $758,000 in 1995's first six months. The increase reflects the added royalties from seven new franchise locations opened in 1996.

EXPENSES

       Costs of services provided increased 6.5% to $19,624,000 in the six months ended June 30, 1996 from $18,428,000 in the six months ended June 30, 1995. Costs of services increased as a percentage of customer service revenues to 43.7% in the first half of 1996 compared to 41.1% in the first half of 1995. The increase in costs of services was primarily from the weather causing lower productivity on treatments and sales activities and the addition of four branchise locations and the interior plant business at the end of the first quarter of 1995. As a result, year-to-date 1996 operating expenses were higher from the acquisitions in comparison to 1995.

       General and administrative expenses increased 2.3% and were up only slightly to 29.6% of total revenues in the 1996 period from 29.1% in the prior year first half. Reductions in employment related taxes and fringes in the 1996 period were primarily responsible for offsetting increases from the greater number of locations open in 1996 following the acquisitions on March 31, 1995.

       Marketing expenses were $4,999,000 for the six months ended June 30, 1996 and $4,605,000 for the six months ended June 30, 1995, an 8.6% increase. For interim reporting purposes the Company defers the costs of its marketing campaigns and expenses them over the treating season. The amounts expensed in the six month periods ended June 30, 1996 and 1995 were in proportion to the revenues recognized in the periods compared to total expected revenues for the seasons. Since revenues were flat between periods, marketing expenses incurred thus far in 1996 are higher than 1995 due to a greater number of company locations in 1996 compared to 1995 due to the March 31, 1995 acquisition of four branchise locations, and higher costs per new sale generated.

       Interest expense increased .5% to $557,000 in the six months ended June 30, 1996 from $554,000 in the six months ended June 30, 1995 due to the lower balance on the Lawnmark acquisition note offset by higher capital lease balances for addition to the vehicle fleet. Interest income declined over 56.0% to $192,000 in the first six months of 1996 from $439,000 for the same period in 1995 due to lower cash balances available for investment in 1996 following the repurchase of 2,277,000 shares of Barefoot Inc. common stock in 1995 and thus far in 1996.

       Income taxes were provided at an effective 34% rate in the first half of 1996 versus 39% in prior years. The lower tax rate is due to tax benefits recorded in the second quarter of 1996. The effective tax rate for the entire year is expected to be approximately 36%.

       Primarily as a result of the flat income lawn care revenues and lower productivity due to the weather, the net income declined to $4,068,000 in 1996's first half from $4,877,000 in the first six months of 1995, a 16.6% decrease.

       Earnings per share decreased to $.28 per share for the six months ended June 30, 1996 from $.30 per share for the six months ended June 30, 1995. The per share earnings were computed on 14,704,000 weighted average shares outstanding in the 1996 period and 16,195,000 in 1995. The lower number of shares outstanding in 1996 reflects the repurchase of 2,227,000 shares in 1995 and 1996.

QUARTERLY RESULTS

     The following table sets forth certain unaudited operating results of each of the ten consecutive quarters in the period ended June 30, 1996. This information is unaudited but, in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

                                         First     Second     Third     Fourth
                                        quarter    quarter   quarter    quarter
                                        -------    -------   -------    -------
                                       (In thousands, except per share amounts)
Year Ended December 31, 1994
   Total revenues ...................   $ 6,412    $32,676   $33,961   $ 18,735
   Costs of services provided .......     4,847     11,279    10,629      7,849
   Net income (loss) ................    (2,611)     6,909     8,010      1,658
   Earnings (loss) per share ........   $  (.16)   $   .41   $   .48   $    .10

Year Ended December 31, 1995
   Total revenues ...................   $ 9,585    $35,963   $35,953   $ 21,515
   Costs of services provided .......     6,288     12,140    11,596     10,141
   Net income (loss) ................    (2,704)     7,580     7,603     (2,302)
   Earnings (loss) per share ........   $  (.16)   $   .49   $   .50   $   (.15)

Year Ended December 31, 1996
   Total revenues ...................   $ 9,581    $36,195
   Costs of services provided .......     7,031     12,593
   Net income (loss) ................    (3,230)     7,298
   Earnings (loss) per share ........   $  (.22)  $    .50


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

Liquidity and Capital Resources

General

     Barefoot's lawn care business generates significant cash flow during the treating season - generally March through November. Cash built up during this period is used to fund operations during the seasonally slow quarter ending March 31 which is also when Barefoot incurs advertising costs for the Spring marketing campaign. Barefoot also collects advance payments (prepayments) from approximately 15% of its customers in December through April. The prepayment receipts are important in financing operations during the winter months and Spring advertising.

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

Cash Flows From Operations

     For the six months ended June 30, 1996 Barefoot generated $2,603,000 of cash from operations. Cash provided by operations in the six months ended June 30, 1995 was $13,773,000. The liquidation of investments to repurchase shares added over $8,326,000 to cash flow from operations in 1995. The normal seasonal factors discussed above accounted for the remainder of the increase in cash flow from operations for both periods.

Debt, Acquisitions and Capital Expenditures

     Currently Barefoot has $2,691,000 of term debt remaining from the acquisition of Lawnmark on April 1, 1994. The Lawnmark note bears interest at the prime rate plus 1% subject to a maximum rate of 9%. Principal payments on the note of $158,333 each are due only during the months of June through November. Interest is paid monthly.

     Capital leases, primarily for lawn service vehicles, are the only other significant long-term commitment. Near the end of March 1996 approximately $4,800,000 was added to capital leases for the vehicles at Company locations, franchises and branchises.

     Capital lease payments were $1,822,000 in the six months ended June 30, 1996 compared to $1,799,000 in the six months ended June 30, 1995.

     Capital expenditures, other than vehicle leases, are not material to Barefoot's business.

     Barefoot acquired a lawn care business in January, 1996 for a cash payment of $561,000. In April, 1996 Barefoot acquired the assets of its Richmond, VA franchise for total consideration (cash and assumed current liabilities) of approximately $850,000. In June, 1996 Barefoot acquired its Ft. Myers, Florida franchise for debt and assumed liabilities of $112,000.

     In September, 1995 Barefoot increased its $6,000,000 Revolving Credit Facility to $20,000,000 ("the Facility"). Up to $2,500,000 of the Facility may be used for letters of credit. Borrowings under the facility bear interest at the prime rate (8.25% as of July 31, 1996) or at LIBOR plus 125 basis points. The line of credit is for a three-year period. At the end of the three year term, borrowings made for nonseasonal purchases may be converted to a five-year term loan.

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

Hydro Lawn Acquisition and Short-term Borrowing

     Effective July 12, 1996 Barefoot acquired the assets of Hydro Lawn, a lawn care company with operations in the Washington D.C. and Columbia MD metro areas. Total consideration for the assets was in excess of $5 million including cash paid, liabilities assumed and new capital leases. For a two week period following the acquisition Barefoot borrowed on its line of credit. Maximum borrowings were $1,850,000 at the prime rate. All borrowings were repaid prior to July 31, 1996.

Income Taxes

     Tax benefits from revaluing certain deferred tax assets from prior years will be recorded in 1996, 1997 and 1998. In the second quarter of 1996 deferred tax assets were increased by $932,000 while net goodwill was reduced by $932,000. The effective tax rate for the second quarter was reduced to 36.5% from 39%. In 1996, 1997 and 1998 the Company estimates that the recognition of the additional tax benefits will reduce the annual effective tax rate to approximately 36%.

Dividends and Share Repurchases

     On March 15, 1996 the Company paid a $.05 per share dividend; on June 14, 1996 the Company paid a $.05 per share dividend. On July 25, 1996 Barefoot's Board of Directors declared a $.05 per share dividend payable on September 16, 1996 to shareholders of record on August 30, 1996.

     Between April and December 1995 the Company repurchased 1,921,000 shares of its Common Stock for a total cost of $22,801,634. In 1996 an additional 356,000 shares were repurchased at a cost of $4,066,375.

     The Company is authorized to repurchase up to 723,000 additional shares of its outstanding Common Stock. The Company will continue to evaluate its cash position, borrowing capacity, acquisition opportunities and market valuation in determining if it will acquire any or all of the shares authorized.

PART II OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 21, 1996. At the close of business on the record date of April 10, 1996, 14,595,760 common shares were outstanding and entitled to vote at the Annual meeting. At the Annual Meeting 12,305,352 or 84.3% of the outstanding common shares entitled to vote were represented in person or by proxy.

(b) All directors positions were up for election. Directors elected at the Annual Meeting were:

           Donald R. Brattain                   Patrick J. Norton
           Stanley Golder                       J. Martin Erbaugh
           William Griffin

           The voting for each director was as follows:


                                       For              Withheld
                                    ----------          --------

           Donald R. Brattain       12,109,065           196,287
           J. Martin Erbaugh        11,826,845           478,507
           Stanley Golder           12,117,445           187,907
           William Griffin          12,117,445           187,907
           Patrick J. Norton        11,826,695           478,387

(c)  1. See Item 4(b) for the voting results for directors.

     2. Ratify the selection of Arthur Andersen LLP as independent accountants for the Company for 1996:

           For:          12,184,787            Abstain:           7,895
           Against:         112,670

     3. Ratify amendments to the Amended and Restated Barefoot Inc. 1989 Stock Option Plan

           For:          11,458,713            Abstain:          18,400
           Against:         769,068            Broker non vote:  58,901

(d)   Not Applicable.

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


                                                                 BAREFOOT INC.


                                                       /s/ Michael R. Goodrich
                                                 _____________________________
                                                   Chief Financial Officer and
                                                    Authorized Signing Officer


July 31, 1996

                                 EXHIBIT INDEX

  Exhibit Number      Description                                   Page #

       11             Computation of Earnings per Common and ........ 21
                         Common Equivalent Share

       27             Financial Data Schedule ....................... 22