Form 10-Q
period 1996-09-30
BAREFOOT INC /DE
filed 1996-11-08
CIK 878944

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

                               Yes  X      No_____

The number of shares of registrant's only class of Common Stock outstanding on October 31, 1996 was 14,519,760

                                     INDEX

                         PART I. FINANCIAL INFORMATION



                                                                         Page
                                                                          No.

Item 1. Financial Statements:

      Consolidated  Statements of Income - Three month periods
      ended September 30, 1996 and 1995 (unaudited)                        3

      Consolidated  Statements of Income -- Nine month periods
      ended September 30, 1996 and 1995 (unaudited)                        4

      Consolidated Balance Sheets -- September 30, 1996 and 1995
      (unaudited) and December 31, 1995                                    5

      Consolidated Statements of Cash Flows -- Nine month periods
      ended September 30, 1996 and 1995 (unaudited)                        7

      Consolidated Statement of Shareholders' Equity-
      Interim period ended September 30, 1996 (unaudited)                  9

      Notes to Consolidated Financial Statements (unaudited)              10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         11



                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K
-----------

Note: Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                 BAREFOOT INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     1996              1995
                                                     ----              ----
                                                          (unaudited)

REVENUES:
  Customer service revenues                      $ 36,949,497      $ 35,243,489
  Franchise fees and royalty income                   701,676           709,243
                                                 ------------      ------------
     Total revenues                                37,651,173        35,952,732
                                                 ------------      ------------

COSTS AND EXPENSES:
  Costs of services provided                       12,485,062        11,595,958
  General and administrative                        7,098,351         6,902,949
  Marketing                                         4,659,454         4,337,199
  Amortization of intangibles                         558,308           562,644
                                                 ------------      ------------
     Total costs and expenses                      24,801,175        23,398,750
                                                 ------------      ------------

INCOME BEFORE INTEREST AND
INCOME TAXES                                       12,849,998        12,553,982

  Interest expense                                   (268,897)         (252,752)
  Interest income                                      82,033           161,101
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                         12,663,134        12,462,331

  Income tax expense                                4,535,000         4,859,000
                                                 ------------      ------------

NET INCOME                                       $  8,128,134      $  7,603,331
                                                 ------------      ------------

EARNINGS PER COMMON SHARE                        $        .56      $        .50
                                                 ------------      ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        14,530,000        15,309,000
                                                 ------------      ------------

                                 BAREFOOT INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     1996              1995
                                                     ----              ----
                                                          (unaudited)

REVENUES:
  Customer service revenues                      $ 81,912,338      $ 80,033,056
  Franchise fees and royalty income                 1,514,645         1,466,955
                                                 ------------      ------------
     Total revenues                                83,426,983        81,500,011
                                                 ------------      ------------

COSTS AND EXPENSES:
  Costs of services provided                       32,109,206        30,023,695
  General and administrative                       20,645,490        20,144,156
  Marketing                                         9,658,909         8,941,700
  Amortization of intangibles                       1,630,007         1,664,558
                                                 ------------      ------------
     Total costs and expenses                      64,043,612        60,774,109
                                                 ------------      ------------

INCOME BEFORE INTEREST AND
INCOME TAXES                                       19,383,371        20,725,902

  Interest expense                                   (825,510)         (806,586)
  Interest income                                     274,309           600,238
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                         18,832,170        20,519,554

  Income tax expense                                6,636,000         8,039,600
                                                 ------------      ------------

NET INCOME                                       $ 12,196,170      $ 12,479,954
                                                 ------------      ------------

EARNINGS PER COMMON SHARE                        $        .83      $        .79
                                                 ------------      ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        14,646,000        15,896,000
                                                 ------------      ------------

                                 BAREFOOT INC.
                          CONSOLIDATED BALANCE SHEETS



                                                SEPTEMBER 30,       DECEMBER 31,
                                             1996          1995        1995
                                            ------        ------      ------
                                                 (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                $ 5,218,304   $ 8,538,281   $10,877,039
Short-term investments                     1,580,624     1,533,884     1,536,333
Receivables--
  Customers, less allowance for
  doubtful accounts of $2,137,000,
  $1,919,000 and $1,516,000
  respectively                            12,508,342    12,299,054     5,371,272
  Franchises                               2,087,153     1,779,972     1,277,715
  Branchises                               1,222,142       815,324       856,680
  Other                                      768,957     1,187,389       864,976
  Refundable income taxes                       --         333,000          --
Supplies                                   1,608,426     1,354,004     1,058,119
Prepaid advertising costs                  4,885,264     6,957,000          --
Prepaid expenses                             855,105     1,051,738     1,861,656
Deferred taxes                                  --       1,196,000     1,157,000
                                         -----------   -----------   -----------
  Total current assets                    30,734,317    37,045,646    24,860,790
                                         -----------   -----------   -----------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and
  amortization of $19,741,000,
  $15,681,900 and $16,684,000
  respectively                            13,164,200    11,793,990    10,977,754

OTHER ASSETS
Intangible assets, net of
  accumulated amortization
  of $9,244,300, $7,429,000,
  and $8,002,000, respectively            31,909,152    27,996,419    27,500,732
Deferred tax assets                        2,954,000          --       1,361,000
Other receivables                          1,524,684     1,552,629     1,221,096
Deposits                                     334,415       299,735       306,967
                                         -----------   -----------   -----------
  Total other assets                      36,722,251    29,848,783    30,389,795
                                         -----------   -----------   -----------
  Total assets                           $80,620,768   $78,688,419   $66,228,339
                                         -----------   -----------   -----------

(Continued on next page)

                                BAREFOOT INC.
                         CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30,           DECEMBER 31,
                                         1996           1995            1995
                                        ------         ------          ------
                                             (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion, long-term debt    $  1,050,000    $  1,060,000    $    950,000
Current portion, capital lease
   obligations                        3,114,306       3,535,663       3,084,777
Customer prepayments                  3,854,874       4,157,572       4,089,776
Accrued taxes payable                 6,397,760       5,545,000       5,739,500
Accounts payable                      4,383,860       4,656,107       2,674,143
Accrued compensation and
  payroll taxes                       2,054,996       1,917,782       1,602,500
Other accrued expenses                2,089,747       1,195,062         723,024
Deferred taxes                        2,106,000            --              --
                                   ------------    ------------    ------------
   Total current liabilities         25,051,543      22,067,186      18,863,720
                                   ------------    ------------    ------------

DEFERRED TAXES                             --         1,877,500            --

CAPITAL LEASE OBLIGATIONS             8,603,335       6,673,205       6,319,410

LONG-TERM DEBT                        1,736,619       2,204,516       1,900,000
                                   ------------    ------------    ------------

   Total liabilities                 35,391,497      32,822,407      27,083,130
                                   ------------    ------------    ------------

SHAREHOLDERS' EQUITY
Preferred Stock - 5,000,000
   shares authorized,
   $.01 par value                          --              --              --
Series A Junior Participating
   Preferred Stock, 400,000
   shares authorized, per value
   $.01 per share                          --              --              --
Common Stock - 40,000,000 shares
   authorized, $.01 par value,
   shares issued - 16,796,760
   16,771,760 and 16,776,260
   respectively; shares out-
   standing - 14,519,760,
   15,187,760 and 14,855,260,
   respectively                         167,968         167,717         167,763
Additional paid-in capital           50,040,069      49,876,100      49,892,555
Treasury stock, at cost             (26,868,009)    (18,972,000)    (22,801,634)
Excess purchase price                (5,285,649)     (5,285,649)     (5,285,649)
Retained earnings                    27,174,892      20,079,844      17,172,174
                                   ------------    ------------    ------------
   Total shareholders' equity        45,229,271      45,866,012      39,145,209
   Total liabilities and share-    ------------    ------------    ------------
   holders' equity                 $ 80,620,768    $ 78,688,419    $ 66,228,339
                                   ------------    ------------    ------------

                                 BAREFOOT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          NINE  MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       1996             1995
                                                      ------           ------
                                                            (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                        $ 12,196,170     $ 12,479,954
Adjustments to reconcile net income
   to net cash used in operating
   activities--
    Deferred tax provision                           2,602,495          502,000
    Depreciation and amortization                    4,689,192        4,402,532
    Provision for uncollected
      customer receivables                           1,231,657        1,164,733
    Notes receivable collected                         223,455          176,093
    Franchise fees                                    (150,000)        (211,000)
    Changes in certain assets and
      liabilities--
      (Increase) decrease in assets -
        Investments                                    (44,291)       8,262,684
        Receivables                                 (9,795,269)     (13,180,925)
        Supplies                                      (475,476)        (290,397)
        Prepaid expenses                            (3,878,713)      (4,830,054)
        Other assets                                   (27,448)         (47,431)
        Refundable income taxes                           --          1,500,000
    Increase (decrease) in liabilities-
        Customer prepayments                        (1,086,975)        (487,463)
        Accounts payable                             1,709,717          119,468
        Accrued taxes payable                          658,260        4,065,994
        Accrued expenses                             1,597,769        1,941,998
                                                  ------------     ------------
           Net cash provided by operating
             activities                              9,450,543       15,568,186
                                                  ------------     ------------


(Continued on next page)

                                 BAREFOOT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          NINE  MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       1996             1995
                                                      ------           ------
                                                            (unaudited)
CASH FLOW FROM INVESTING ACTIVITIES:

Cash paid for acquired assets,
  net of cash obtained                            $ (5,261,510)    $   (630,769)
Proceeds from investment in
  direct financing leases and
  notes receivable                                     343,907          215,065
Capital expenditures                                  (661,519)        (578,015)
                                                  ------------     ------------
        Net cash  used in investing
          activities                                (5,579,122)        (993,719)
                                                  ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:

Dividends paid                                      (2,193,452)      (1,719,406)
Treasury stock purchased                            (4,066,375)     (18,972,000)
Stock option exercises                                 147,719           28,011
Term loan debt payments                               (630,699)        (692,151)
Capital lease principal payments                    (2,787,349)      (2,637,665)
                                                  ------------     ------------

        Net cash used in financing
          activities                                (9,530,156)     (23,993,211)
                                                  ------------     ------------

        Net  decrease in cash                       (5,658,735)      (9,418,744)
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, beginning
  of period                                         10,877,039       17,957,025
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, end of period          $  5,218,304     $  8,538,281
                                                  ------------     ------------

Supplemental disclosure of cash flows
information:

  Interest paid during the period                 $    826,000     $    807,000

  Taxes paid during the period                    $  3,376,000     $  5,163,000


                                 BAREFOOT INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)




                        DECEMBER 31,    OPTIONS        SHARES        DIVIDENDS        NET        SEPT 30,
                           1995        EXERCISED    REPURCHASED        PAID          INCOME        1996

COMMON SHARES
ISSUED                   16,776,260      20,500          --             --             --       16,796,760
                       ------------    --------   -----------    -----------    -----------   ------------

TREASURY SHARES           1,921,000        --         356,000           --             --        2,277,000
                       ------------    --------   -----------    -----------    -----------   ------------

PREFERRED STOCK        $       --      $   --     $      --      $      --      $      --     $       --

JUNIOR PARTICIPATING
PREFERRED                      --          --            --             --             --             --

COMMON STOCK                167,763         205          --             --             --          167,968

ADDITIONAL PAID-IN
CAPITAL                  49,892,555     147,514          --             --             --       50,040,069

TREASURY STOCK          (22,801,634)       --      (4,066,375)          --             --      (26,868,009)

EXCESS PURCHASE
PRICE                    (5,285,649)       --            --             --             --       (5,285,649)

RETAINED EARNINGS        17,172,174        --            --       (2,193,452)    12,196,170     27,174,892
                       ------------    --------   -----------    -----------    -----------   ------------

TOTAL SHAREHOLDERS'
EQUITY                 $ 39,145,209    $147,719   $(4,066,375)   $(2,193,452)   $12,196,170   $ 45,229,271
                       ------------    --------   -----------    -----------    -----------   ------------


                                 BAREFOOT INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Unaudited Interim Consolidated Financial Statements

     The accompanying interim consolidated financial statements as of September 30, 1996 and September 30, 1995 and for the three-month and nine-month periods then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Barefoot Inc. and subsidiaries ("Barefoot" or the "Company"). These financial statements should be read in conjunction with the audited financial statements contained in Barefoot's Transition Report on Form 10-K for the nine month period ended December 31, 1995.

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

     To assist in understanding Barefoot's operating results, the following tables indicates the percentage relationships of various items of income and expense included in the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1996 and 1995, respectively.




                                                           Percentage Increase
                                                                (Decrease)
                                           Percentage of       Three Months
                                         Total Revenue (1)        Ended
                                        Three Months Ended     September 30,
                                           September 30,           1996
                                                                    vs
                                         1996         1995         1995
                                        ------       ------       ------
                                           %            %            %
                                        ------       ------       ------

Customer service revenues                 98.1         98.0         4.8
Franchise fee & royalty income             1.9          2.0        (1.1)
                                         -----        -----
   Total revenues                        100.0        100.0         4.7
                                         -----        -----
Costs of services provided                33.8         32.9         7.7
General and administrative                18.9         19.2         2.8
Marketing                                 12.6         12.3         7.4
Amortization of intangibles                1.5          1.6         (.8)
   Total costs and expenses               65.9         65.1         6.0
                                         -----        -----
   Income before interest and
     income taxes                         34.1         34.9         2.4
                                         -----        -----
Interest expense                           (.7)         (.7)        6.4
Interest income                             .2           .5       (49.1)
                                         -----        -----
   Income before income taxes             33.6         34.7         1.6
Income taxes                              12.0         13.5         6.7
                                         -----        -----
   Net income                             21.6         21.2         6.9
                                         -----        -----

                                                           Percentage Increase
                                                                (Decrease)
                                           Percentage of        Nine Months
                                         Total Revenue (1)        Ended
                                         Nine Months Ended     September 30,
                                           September 30,           1996
                                                                    vs
                                         1996         1995         1995
                                        ------       ------       ------
                                           %            %            %
                                        ------       ------       ------

Customer service revenues                 98.2         98.2         2.3
Franchise fee & royalty income             1.8          1.8         3.3
                                         -----        -----
   Total revenues                        100.0        100.0         2.4
                                         -----        -----
Costs of services provided                39.2         37.5         6.9
General and administrative                24.8         24.7         2.5
Marketing                                 11.8         11.2         8.0
Amortization of intangibles                2.0          2.0        (2.1)
   Total costs and expenses               76.8         74.6         5.4
                                         -----        -----
   Income before interest and
     income taxes                         23.2         25.4        (6.5)
                                         -----        -----
Interest expense                          (1.0)        (1.0)        2.3
Interest income                             .3           .8       (54.3)
                                         -----        -----
   Income before income taxes             22.5         25.2        (8.2)
Income taxes                               7.9          9.9       (17.5)
                                         -----        -----
   Net income                             14.6         15.3        (2.3)
                                         -----        -----


1) Costs of services provided and marketing expenses are expressed as percentages of customer service revenues.



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

     Customer service revenues increased 4.8% to $36,950,000 for the three months ended September 30, 1996 from $35,243,000 for the three months ended September 30, 1995. Revenues from Hydro Lawn, which was acquired on July 15, 1996, accounted for over 50% of the increase between years.

     Franchise fees and royalty income declined 1.1% to $702,000 in 1996's third quarter from $709,000 in 1995's third quarter. The decrease is due to $61,000 less in initial franchise fees. Royalty income actually increased over 10% between the periods due to growth both in the number of locations open and service revenues done by the franchisees in the third quarter of 1996.

     Cost of services provided increased 7.7% to $12,485,000 in the three months ended September 30, 1996 from $11,596,000 in the three months ended September 30, 1995. Costs of services increased as percentage of customer service revenues between years to 33.8% in the third quarter of 1996 compared to 32.9% in the third quarter of 19995. Costs of services for Hydro Lawn were 35% of the increase. Higher products costs and increased insecticide usage during the 1996 quarter were also factors in the increase between years.

     General and administrative expenses increased 2.8% and were down slightly as a percent of total revenues at 18.9% in the 1996 period and 19.2% in the 1995 period. The modest decrease in general and administrative expenses as a percentage of revenues reflects moderation of employment related expenses due to better employee retention in most Barefoot markets.

     Marketing expenses were $4,659,000 for the three months ended September 30, 1996 and $4,337,000 for the three months ended September 30, 1995. For interim reporting purposes the Company defers the costs of its Spring and Fall marketing campaigns and expenses them over the treating season. The amounts expensed in the three month periods ended September 30, 1996 and 1995 were in proportion to the revenues recognized in the periods compared to total expected revenues for the seasons.

     Interest expense increased 6.4% to $269,000 in the three months ended September 30, 1996 from $253,000 in the three months ended September 30, 1995 due to higher capital lease balances for additions to the vehicle fleet. Interest income declined 49.0% to $82,000 in the third quarter of 1996 from $161,000 for the same period in 1995 due to lower cash balances available for investment in 1996 following the repurchase of nearly 2,277,000 shares of Barefoot Inc. common stock in 1995 and thus far in 1996.

     Income taxes were provided at an effective 36% rate in the third quarter of 1996 versus 39% in prior years. The lower tax rate will be in effect for 1996 due to changes to the values of tax benefits recorded in prior years.

     Net income rose 6.9% to $8,128,000 for the three months ended September 30, 1996 from $7,603,000 for the three months ended September 30, 1995 on the 4.7% increase in revenues and the decrease in the effective tax rate.

     Earnings per share increased to $.56 per share for the three months ended September 30, 1996 from $.50 per share for the three months ended September 30, 1995. The per share earnings were computed on 14,530,000 weighted average shares outstanding in the 1996 quarter and 15,309,000 in 1995. The lower number of shares outstanding in 1996 reflects the repurchase of 2,277,000 shares since April 1, 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

     Customer service revenues increased 2.3% to $81,912,000 for the nine months ended September 30, 1996 from $80,033,000 for the nine months ended September 30, 1995. Excluding the July, 1996 Hydro Lawn acquisition, revenues were essentially flat between years which is in line with the lack of growth in customers from Spring 1995 to Spring 1996.

     Franchise fees and royalty income increased 3.3% to $1,515,000 in the 1996 period from $1,467,000 in the 1995. The increase reflects the added royalties from seven new franchise locations opened in 1996 and growth in customer service revenues generated by the franchisees offset by lower initial franchise fees in 1996.

EXPENSES

     Costs of services provided increased 6.9% to $32,109,000 in the nine months ended September 30, 1996 from $30,024,000 in the nine months ended September 30, 1995. Costs of services increased as a percentage of customer service revenues to 39.2% in 1996 compared to 37.5% in 1995. The increase in costs of services was primarily from the weather causing lower productivity on treatments in the first six months of 1996, and the addition of four branchise locations and the interior plant business at the end of the first quarter of 1995. As a result, year-to-date 1996 operating expenses were higher from the acquisitions in comparison to 1995. 1996 costs were also affected by higher product costs.

     General and administrative expenses increased 2.5% and were up only slightly to 24.8% of total revenues in the 1996 period from 24.7% in the prior year period. Reductions in employment related taxes and fringes in the 1996 period were primarily responsible for offsetting increases from the greater number of locations open in 1996 following the acquisitions on March 31, 1995.

     Marketing expenses were $9,659,000 for the nine months ended September 30, 1996 and $8,942,000 for the nine months ended September 30, 1995, an 8.0% increase. For interim reporting purposes the Company defers the costs of its marketing campaigns and expenses them over the treating season. The amounts expensed in the nine month periods ended September 30, 1996 and 1995 were in proportion to the revenues recognized in the periods compared to total expected revenues for the seasons. Since revenues were flat between periods, marketing expenses incurred thus far in 1996 are higher than 1995 due to a greater number of company locations in 1996 compared to 1995 due to the March 31, 1995 acquisition of four branchise locations, and higher costs per new sale generated.

     Interest expense increased 2.3% to $826,000 in the nine months ended September 30, 1996 from $807,000 in the nine months ended September 30, 1995 due to the higher capital lease balances for additions to the vehicle fleet. Interest income declined over 54.0% to $274,000 in the first nine months of 1996 from $600,000 for the same period in 1995 due to lower cash balances available for investment in 1996 following the repurchase of 2,277,000 shares of Barefoot Inc. common stock in 1995 and thus far in 1996.

     Income taxes were provided at an effective 35.2% rate in 1996 versus 39% in prior years. The lower tax rate is due to tax benefits recorded in the second and third quarters of 1996. The effective tax rate for the entire 1996 year is expected to be approximately 36%.

     Primarily as a result of the flat lawn care revenues and lower productivity due to the weather, net income declined to $12,196,000 in the 1996 period from $12,480,000 in the 1995 period, a 2.3% decrease.

     Earnings per share increased to $.83 per share for the nine months ended September 30, 1996 from $.79 per share for the nine months ended September 30, 1995. The per share earnings were computed on 14,646,000 weighted average shares outstanding in the 1996 period and 15,896,000 in 1995. The lower number of shares outstanding in 1996 reflects the repurchase of 2,227,000 shares in 1995 and 1996.

QUARTERLY RESULTS

     The following table sets forth certain unaudited operating results of each of the eleven consecutive quarters in the period ended September 30, 1996. This information is unaudited but, in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

                                         First     Second     Third     Fourth
                                        quarter    quarter   quarter    quarter
                                        -------    -------   -------    -------
                                        (In thousands, except per share amounts)

Year Ended December 31, 1994
  Total revenues                        $ 6,412    $32,676   $33,961   $ 18,735
  Costs of services provided              4,847     11,279    10,629      7,849
  Net income (loss)                      (2,611)     6,909     8,010      1,658
  Earnings (loss) per share             $  (.16)   $   .41   $   .48   $    .10

Year Ended December 31, 1995
  Total revenues                        $ 9,585    $35,963   $35,953   $ 21,515
  Costs of services provided              6,288     12,140    11,596     10,141
  Net income (loss)                      (2,704)     7,580     7,603     (2,302)
  Earnings (loss) per share             $  (.16)   $   .49   $   .50   $   (.15)

Year Ended December 31, 1996
  Total revenues                        $ 9,581    $36,195   $37,651
  Costs of services provided              7,031     12,593    12,485
  Net income (loss)                      (3,230)     7,298     8,128
  Earnings (loss) per share             $  (.22)   $   .50   $   .56



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

CASH FLOWS FROM OPERATIONS

     For the nine months ended September 30, 1996 Barefoot generated $9,450,000 of cash from operations. Cash provided by operations in the nine months ended September 30, 1995 was $15,568,000. The liquidation of investments to repurchase shares added over $8,262,000 to cash flow from operations in 1995. The normal seasonal factors discussed above accounted for the remainder of the increase in cash flow from operations for both periods.

DEBT, ACQUISITIONS AND CAPITAL EXPENDITURES

     Currently Barefoot has $2,217,000 of term debt remaining from the acquisition of Lawnmark on April 1, 1994. The Lawnmark note bears interest at the prime rate plus 1% subject to a maximum rate of 9%. Principal payments on the note of $158,333 each are due only during the months of June through November. Interest is paid monthly.

     Capital leases, primarily for lawn service vehicles, are the only other significant long-term commitment. Near the end of March 1996 approximately $4,800,000 was added to capital leases for the vehicles at Company locations, franchises and branchises.

     Capital lease payments were $2,787,000 in the nine months ended September 30, 1996 compared to $2,638,000 in the nine months ended September 30, 1995.

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



     Effective July 12, 1996 Barefoot acquired the assets of Hydro Lawn, a lawn care company with operations in the Washington D.C. and Columbia MD metro areas. Total consideration for the assets was in excess of $5 million including cash paid, liabilities assumed, long-term deferred payments and new capital leases.

     In September, 1995 Barefoot increased its $6,000,000 Revolving Credit Facility to $20,000,000 ("the Facility"). Up to $2,500,000 of the Facility may be used for letters of credit. Borrowings under the facility bear interest at the prime rate or at LIBOR plus 125 basis points. The line of credit is for a three-year period. At the end of the three year term, borrowings made for nonseasonal purchases may be converted to a five-year term loan.

     The Facility requires approval of acquisitions of businesses for amounts in excess of $15,000,000 of cash and debt or $25,000,000 of Barefoot Common Stock and subordinated debt. The Facility's covenants also limit annual capital expenditures to $7,500,000 and require maintenance of consolidated net worth of at least $25,000,000. Barefoot believes compliance with the restrictions contained in the Facility will not hinder its operations or its ability to acquire lawn care businesses, to pay dividends or to repurchase shares of its stock. No amounts, other than letters of credit for insurance contracts, were borrowed on the revolving line of credit in the current or prior year periods.

     For a two week period following the Hydro Lawn acquisition Barefoot borrowed on its line of credit. Maximum borrowings were $1,850,000 at the prime rate. All borrowings were repaid prior to July 31, 1996.

INCOME TAXES

     Tax benefits from revaluing certain deferred tax assets from prior years will be recorded in 1996, 1997 and 1998. In the second quarter of 1996 deferred tax assets were increased by $932,000 while net goodwill was reduced by $932,000. Starting in the second quarter the effective tax rate was reduced to 36% from 39%. In 1996, 1997 and 1998 the Company estimates that the recognition of the additional tax benefits will reduce the annual effective tax rate to approximately 36%. The lower tax rate does not affect the actual taxes payable in 1996 and beyond.

DIVIDENDS AND SHARE REPURCHASES

     On March 15, 1996, June 14, 1996 and September 16, 1996 the Company paid $.05 per share dividends. On October 23, 1996 Barefoot's Board of Directors declared a $.05 per share dividend payable on December 16, 1996 to shareholders of record on December 2, 1996.

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


                                         BAREFOOT INC.




                                         /s/ Michael R. Goodrich
                                             ----------------------------------
                                             Chief Financial Officer and
                                             Authorized Signing Officer


November 6, 1996

                                 EXHIBIT INDEX



Exhibit Number          Description                                Page #
--------------        ---------------                             --------


     11          Computation of Earnings per Common and              21
                 Common Equivalent Share

     27          Financial Data Schedule                             22